Form 10QSB
period 2000-06-30
ZENITH HOLDING CORP
filed 2000-08-14
CIK 1100741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

                            [X] Yes          [ ] No

             As of July 31, 2000 the issuer had 3,000,000 shares of
                   $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         June 30, 2000

         Condensed Statement of Operations
         Three months ended June 30, 2000

         Condensed Statement of Cash Flows
         Three months ended June 30, 2000

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS

 Cash                                                                  $   157
                                                                       =======




                  LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                                      $ 1,138
 Due to affiliate                                                        1,700
                                                                       -------

         Total Current Liabilities                                       2,838

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                                 3,000
 Deficit accumulated during the development
  stage                                                                 (5,681)
                                                                       -------

         Total Stockholders' Equity (Deficit)                           (2,681)
                                                                       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                             $   157
                                                                       =======





                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Period From
                                     Three Months          Six Months          January 1,1999
                                    Ended June 30,        Ended June 30,        Through June
                                         2000                 2000                 30, 2000
                                     -----------           -----------           -----------
REVENUES                             $        --           $        --           $        --

EXPENSES
 General and administrative                1,138                 4,018                 5,681
                                     -----------           -----------           -----------

NET (LOSS)                           $    (1,138)          $    (4,018)          $    (5,681)
                                     ===========           ===========           ===========

(LOSS) PER SHARE                     $        --           $        --           $        --
                                     ===========           ===========           ===========


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    3,000,000             3,000,000             3,000,000
                                     ===========           ===========           ===========






                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                         SIX MONTHS ENDED JUNE 30, 2000
                                       AND
                PERIOD FROM JANUARY 1, 1999 THROUGH JUNE 30, 2000
                                   (UNAUDITED)

                                                              Period From
                                           Six Months       January 1, 1999
                                         Ended June 30,      Through June
                                             2000              30, 2000
                                           -------             -------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                               $(4,018)            $(5,681)
  Adjustments to reconcile
   net loss to cash used in
   operating activities:
         Decrease in prepaid
          expenses                             500                  --
         Increase (decrease) in
          accounts payable                    (525)              1,138
                                           -------             -------

NET CASH USED IN OPERATING
 ACTIVITIES                                 (4,043)             (4,543)
                                           -------             -------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in amount due to
  affiliate                                  1,700               1,700
 Proceeds from issuance of
   common stock                                 --               3,000
                                           -------             -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                  1,700               4,700
                                           -------             -------

NET INCREASE (DECREASE) IN
 CASH                                       (2,343)                157

CASH - BEGINNING                             2,500                  --
                                           -------             -------

CASH - ENDING                              $   157             $   157
                                           =======             =======







                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

        USE OF ESTIMATES

        Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities,

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

NOTE 4. CAPITAL STOCK

        The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On December 13, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of June 30, 2000, 3,000,000 common shares were issued and outstanding.

ITEM 2. PLAN OF OPERATION

         Zenith Holding Corp., ("Company"), became a registered public company on April 1, 2000. The Company has no full time employees. Its officers and directors allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, and reporting-related fees, and does not expect to make any acquisitions of property. The Company's purpose is to acquire an interest in a business desiring to take advantage of the perceived benefit inherent to an Exchange Act registered corporation. The Company's search is not restricted to any specific business, industry, or geographic location. It may participate in a business venture of virtually any kind. This plan of operation is purposely general in describing the Company's virtually unlimited discretion in selecting and structuring potential business acquisitions.

IDENTIFYING TARGET COMPANIES. The Company's officers and directors, shareholders, its legal counsel or other professional associates may introduce prospective business opportunities. Entities to be considered may include old or new companies that wish to use the public marketplace to raise capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Management will analyze feasibility of opportunities considering such matters as:

        o technical, financial, managerial resources
        o working capital and other financial requirements
        o history of operations, if any
        o prospects for the future
        o nature of present and expected competition
        o quality and depth of management
        o potential for further research, development or exploration
        o risk factors -growth potential
        o profit potential

Officers and directors of the Company will meet with management and key personnel of the target entity and will utilize written reports as well as personal investigation to evaluate the above factors. The Company will not acquire or merge with any entity for which audited financial statements cannot be obtained within a reasonable period of time.

BUSINESS COMBINATION. In implementing a structure for a particular business acquisition, the Company may become party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

The Company may obtain funds in one or more private placements to finance the operation of an acquired business opportunity after such time as the Company has successfully consummated such a merger or acquisition.

It is likely that any securities issued in any reorganization will be issued in reliance upon exemption from registration under applicable federal and state securities laws. However, the Company may agree to register all or part of such securities depending upon terms of the transaction. If substantial additional securities are issued and subsequently sold into any trading market, the value of the Company's securities may be diluted.

TERMS OF ACQUISITION/MERGER. The actual terms of an acquisition or merger transaction are unpredictable, but the parties may find it desirable to avoid the creation of a taxable event and structure the transaction in a "tax-free" reorganization under Sections 368 or 351 of the Internal Revenue Code. In such case, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. The remaining 20% or less could be retained by the shareholders of the Company, resulting in significant dilution in their equity.

COMPANY PARTICIPATION. Negotiations with the management of the target company will focus on the percentage of the Company that target company shareholders would acquire in exchange for all their shareholdings in the target company. Any merger or acquisition effected by the Company can be expected to cause significant dilution of the percentage of shares held by the Company's shareholders. The management of the Company will obtain approval of the shareholders via a proxy or information statement.

WRITTEN AGREEMENT. The written agreements executed in consummation of an acquisition or merger will contain, but not be limited to, the following:

        o representations and warranties by all parties thereto
        o specifications as to default penalties
        o terms of closing
        o conditions to be met prior to closing
        o conditions to be met after closing
        o allocation of costs, including legal and accounting fees

Because the Company is subject to all the reporting requirements included in the Exchange Act, it is its affirmative duty to file independent audited financial statements with the Securities and

Exchange Commission as part of its Form 8-K upon consummation of a merger or acquisition. The closing documents will provide that such audited financial statements be available at closing or within ample time to comply with reporting requirements. If such statements are not available or do not conform to representations made by the target candidate, the proposed transaction will be voidable at the discretion of present Company management.

DISCLOSURE TO STOCKHOLDERS. The Company's Board of Directors will provide the Company's shareholders with a proxy or information statement containing complete disclosure documentation concerning a potential business opportunity structure. Such documentation will include financial statements of target entity, and/or assurances of value of the target entity assets.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and its directors.

ITEM 2. CHANGES IN SECURITIES

        There was no change in the Company's securities or in the instruments defining the rights of the holders of such securities during the period covered by this report (quarter ending June 30, 2000). The Company has no warrants, options, rights, conversion privileges, or similar obligations in effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

(a)      Exhibits

(27)     Financial Data Schedule (For SEC Use Only)
(b)      Reports on Form 8-K
               None

                                   SIGNATURES

        In accordance with the requirements of the Exchange, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ZENITH HOLDING CORP.
                                          (Registrant)

Date: August 14, 2000                 By: /s/ Vicki J. Lavache
                                          --------------------------------------
                                          Vicki J. Lavache
                                          President and Chief
                                          Executive Officer