Form 10QSB
period 2000-09-30
ZENITH HOLDING CORP
filed 2000-11-13
CIK 1100741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30 , 2000

                             Commission File Number
                                    000-29271

                              ZENITH HOLDING CORP.
                 (Name of Small Business Issuer in its charter)

            FLORIDA                                       65-0918833
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

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

                            [X] Yes          [ ] No

         As of October 31, 2000 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         September 30, 2000

         Condensed Statement of Operations
         Three months ended September 30, 2000

         Condensed Statement of Cash Flows
         Three months ended September 30, 2000

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
 Cash                                                                   $  119
                                                                        ======




                 LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                       $  626
 Due to affiliate                                                        2,800
                                                                        ------

         Total Current Liabilities                                       3,426
                                                                        ------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                                 3,000
 Deficit accumulated during the development
  stage                                                                 (6,307)
                                                                        ------

         Total Stockholders' Equity (Deficit)                           (3,307)
                                                                        ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                              $  119
                                                                        ======








                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     Period From
                                      Three Months            Nine Months           January 1, 1999
                                   Ended September 30,     Ended September 30,     Through September
                                          2000                   2000                   30, 2000
                                   -------------------     -------------------     -----------------
REVENUES                               $        --             $        --             $        --

EXPENSES

 General and administrative                    626                   4,644                   6,307
                                       -----------             -----------             -----------

NET (LOSS)                             $      (626)            $    (4,644)            $    (6,307)
                                       ===========             ===========             ===========

(LOSS) PER SHARE                       $        --             $        --             $        --
                                       ===========             ===========             ===========


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      3,000,000               3,000,000               3,000,000
                                       ===========             ===========             ===========






                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                       AND
             PERIOD FROM JANUARY 1, 1999 THROUGH SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                            Period From
                                          Nine Months      January 1, 1999
                                     Ended September 30,  Through September
                                            2000               30, 2000
                                     -------------------  -----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                              $(4,644)            $(6,307)
  Adjustments to reconcile
   net loss to cash used in
   operating activities:
Decrease in prepaid
 expenses                                     500                  --
Increase (decrease) in
 accounts payable                          (1,037)                626
                                          -------             -------

NET CASH USED IN OPERATING
 ACTIVITIES                                (5,181)             (5,681)
                                          -------             -------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in amount due to
  affiliate                                 2,800               2,800
 Proceeds from issuance of
   common stock                                --               3,000
                                          -------             -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                 2,800               5,800
                                          -------             -------
NET INCREASE (DECREASE) IN
 CASH                                      (2,381)                119

CASH - BEGINNING                            2,500                  --
                                          -------             -------

CASH - ENDING                             $   119             $   119
                                          =======             =======






                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

         USE OF ESTIMATES

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES (CONTINUED)

         Liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.  RELATED PARTY TRANSACTIONS

         DUE TO AFFILIATE

         Due to affiliate represents non-interest bearing advances from a company owned by the majority stockholder for operating expenses.

NOTE 4.  CAPITAL STOCK

         The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On December 13, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of September 30, 2000, 3,000,000 common shares were issued and outstanding.

ITEM 2.  PLAN OF OPERATION

         Zenith Holding Corp., ("Company"), became a registered public company on April 1, 2000. The Company has no full time employees. Its officers and directors allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, and reporting-related fees, and does not expect to make any acquisitions of property. The Company's purpose is to acquire an interest in a business desiring to take advantage of the perceived benefit inherent to an Exchange Act registered corporation. The Company's search is ongoing and is not restricted to any specific business, industry, or geographic location. The Company may participate in a business venture of virtually any kind. This plan of operation is purposely general in describing the Company's virtually unlimited discretion in selecting and structuring potential business acquisitions.

IDENTIFYING TARGET COMPANIES. The Company's officers and directors, shareholders, its legal counsel or other professional associates may introduce prospective business opportunities. Entities to be considered may include old or new companies that wish to use the public marketplace to raise capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Management will analyze feasibility of opportunities considering such matters as:

         -  technical, financial, managerial resources
         -  working capital and other financial requirements
         -  history of operations, if any
         -  prospects for the future
         -  nature of present and expected competition
         -  quality and depth of management
         -  potential for further research, development or exploration
         -  risk factors -growth potential
         -  profit potential

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

WRITTEN AGREEMENT. The written agreements executed in consummation of an acquisition or merger will contain, but not be limited to, the following:

         -  representations and warranties by all parties thereto
         -  specifications as to default penalties
         -  terms of closing
         -  conditions to be met prior to closing
         -  conditions to be met after closing
         -  allocation of costs, including legal and accounting fees

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

ITEM 2. CHANGES IN SECURITIES

        There was no change in the Company's securities or in the instruments defining the rights of the holders of such securities during the period covered by this report (quarter ending September 30, 2000). The Company has no warrants, options, rights, conversion privileges, or similar obligations in effect.

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

                                          ZENITH HOLDING CORP.
                                             (Registrant)


Date: November 13, 2000                   By: /s/ Vicki J. Lavache
                                              ----------------------------------
                                              Vicki J. Lavache
                                              President and Chief
                                              Executive Officer