Form 10QSB
period 2001-03-31
ZENITH HOLDING CORP
filed 2001-06-04
CIK 1100741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

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

                    Issuer's telephone number: (561) 747-0244
                                               --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X] Yes          [ ] No

          As of April 30, 2001 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX


                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         March 31, 2001 .................................................   1

         Condensed Statement of Operations
         Three months ended March 31, 2001 ..............................   2

         Condensed Statement of Cash Flows
         Three months ended March 31, 2001 ..............................   3

         Notes to Financial Statements ..................................   4

Item 2.  Plan of Operation ..............................................   6

PART II. OTHER INFORMATION ..............................................   8

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                           $    70
                                                                =======



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable                                               $ 1,085
 Due to affiliate                                                 2,900
                                                                -------

         Total Current Liabilities                                3,985
                                                                -------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                          3,000
 Deficit accumulated during the development
  stage                                                          (6,915)
                                                                -------

         Total Stockholders' Equity (Deficit)                    (3,915)
                                                                -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                      $    70
                                                                =======





                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                           Period From
                              Three Months         Three Months          January 1, 1999
                             Ended March 31,      Ended March 31,       Through March 31,
                                  2001                 2000                    2001
                             ---------------      --------------        -----------------

REVENUES                          $  --               $    --                 $    --

EXPENSES
 General and administrative          --                 2,880                   6,915
                                  -----               -------                 -------

NET (LOSS)                        $  --               $(2,880)                $(6,915)
                                  =====               =======                 =======

(LOSS) PER SHARE                  $  --               $    --                 $    --
                                  =====               =======                 =======


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             3,000,000            3,000,000               3,000,000
                                =========            =========               =========



                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                       AND
               PERIOD FROM JANUARY 1, 1999 THROUGH MARCH 31, 2001
                                   (Unaudited)

                                                                       Period from
                                          Three Months  Three Months  January 1, 1999
                                             Ended          Ended        Through
                                           March 31,      March 31,      March 31,
                                             2001           2000           2001
                                           -----------  ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $    --       $(2,880)       $(6,915)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Decrease in prepaid expenses                --           500             --
     Increase (decrease) in accounts
          payable                                --        (1,663)         1,085
                                            -------       -------         ------
NET CASH USED IN OPERATING ACTIVITIES            --        (4,043)        (5,830)
                                            -------       -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in amount due to affiliate             --         1,700          2,900
 Proceeds from issuance of common
  stock                                          --            --          3,000
                                            -------       -------         ------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                      --         1,700          5,900
                                            -------       -------         ------

NET INCREASE (DECREASE) IN CASH                  --        (2,343)            70
CASH - BEGINNING                                 70         2,500             --
                                            -------       -------         ------
CASH - ENDING                               $    70       $   157         $   70
                                            =======       =======         ======

                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1.           ORGANIZATION

                  Zenith Holding Corp. was incorporated on January 26, 1998 under the laws of the State of Florida. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida. There were no operations prior to January 1, 1999.

                  On March 30, 2001, the affiliated company referred to in Note 3 acquired all the outstanding common shares of the Company. As a result, the Company became a wholly-owned subsidiary of the affiliated company.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10K-SB as filed with the SEC.

                  LOSS PER SHARE

                  Loss per share is computed by dividing net loss for the year by the weighted average number of shares outstanding.

                              ZENITH HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  USE OF ESTIMATES

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.           RELATED PARTY TRANSACTIONS

                  DUE TO AFFILIATE

                  Due to affiliate represents non-interest bearing advances from a company owned by the majority stockholder for operating expenses.

NOTE 4.           CAPITAL STOCK

                  The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On December 13, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of March 31, 2001, 3,000,000 common shares were issued and outstanding.

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

        N/A

ITEM 2. CHANGES IN SECURITIES

        N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        N/A

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

        None

                                   SIGNATURES

        In accordance with the requirements of the Exchange, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ZENITH HOLDING CORP.
                                                     (Registrant)


Date:  June 4, 2001
                                                 By: /s/ Vicki J. Lavache
                                                    ----------------------------
                                                    Vicki J. Lavache
                                                    President and Chief
                                                    Executive Officer