Form 10QSB
period 2001-06-30
ZENITH HOLDING CORP
filed 2001-08-13
CIK 1100741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001

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

                            [X] Yes          [ ] No

          As of July 31, 2001 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX
                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         June 30, 2001                                                      1

         Condensed Statement of Operations
         Three months ended June 30, 2001                                   2

         Condensed Statement of Cash Flows
         Three months ended June 30, 2001                                   3

         Notes to Financial Statements                                      4

Item 2.  Plan of Operation                                                  6

                              ZENITH HOLDING CORP.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2001
                                  (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
 Cash                                                                   $   70
                                                                        ======




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                       $3,570
 Due to affiliate                                                        3,050
                                                                        ------

         Total Current Liabilitie                                        6,620
                                                                        ------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                                 3,000
 Deficit accumulated during the development
  stage                                                                 (9,550)
                                                                        ------

         Total Stockholders' Equity (Deficit)                           (6,550)
                                                                        ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                              $   70
                                                                        ======








                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                        Period From
                                          Three Months                       Six Months                January 1, 1999
                                         Ended June 30,                     Ended June 30,             Through June 30,
                                     2001              2000             2001              2000              2001
                                 -----------       -----------       -----------       -----------     ----------------
REVENUES                         $        --       $        --       $        --       $        --       $        --

EXPENSES
 General and administrative            2,635             1,138             2,635             4,018             9,550
                                 -----------       -----------       -----------       -----------       -----------

NET (LOSS)                       $    (2,635)      $    (1,138)      $    (2,635)      $    (4,018)      $    (9,550)
                                 ===========       ===========       ===========       ===========       ===========
(LOSS) PER SHARE                 $        --       $        --       $        --       $        --       $        --
                                 ===========       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                3,000,000         3,000,000         3,000,000         3,000,000         3,000,000
                                 ===========       ===========       ===========       ===========       ===========








                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                       AND
                PERIOD FROM JANUARY 1, 1999 THROUGH JUNE 30, 2001
                                   (UNAUDITED)



                                                                                      Period from
                                                         Six Months                 January 1, 1999
                                                        Ended June 30,              Through June 30,
                                                   2001               2000                2001
                                                 -------             -------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $(2,635)            $(4,018)            $(9,550)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Decrease in prepaid expenses                        --                 500                  --
  Increase (decrease) in accounts
   payable                                         2,485                (525)              3,570
                                                 -------             -------             -------
NET CASH USED IN OPERATING ACTIVITIES               (150)             (4,043)             (5,980)
                                                 -------             -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in amount due to affiliate                 150               1,700               3,050
 Proceeds from issuance of common
  stock                                               --                  --               3,000
                                                 -------             -------             -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                          150               1,700               3,500
                                                 -------             -------             -------
NET INCREASE (DECREASE) IN CASH                       --              (2,343)                 70
CASH - BEGINNING                                      70               2,500                  --
                                                 -------             -------             -------
CASH - ENDING                                    $    70             $   157             $    70
                                                 =======             =======             =======



                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

NOTE 3.           RELATED PARTY TRANSACTIONS

                  DUE TO AFFILIATE

                  Due to affiliate represents non-interest bearing advances from the stockholder for operating expenses.

NOTE 4.           CAPITAL STOCK

                  The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On December 13, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of June 30, 2001, 3,000,000 common shares were issued and outstanding.

ITEM 2.  PLAN OF OPERATION

         Zenith Holding Corp., ("Company"), became a registered public company on April 1, 2000. Since that time, the Company has been seeking to acquire an interest in a business desiring to take advantage of the perceived benefit inherent to an Exchange Act registered corporation. The Company's search is ongoing and is not restricted to any specific business, industry, or geographic location. The Company may participate in a business venture of virtually any kind. This plan of operation is purposely general in describing the Company's virtually unlimited discretion in selecting and structuring potential business acquisitions.

The Company has no full time employees. Its officers and directors allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, and reporting-related fees, and does not expect to make any acquisitions of property.

IDENTIFYING TARGET COMPANIES. The Company's officers and directors, shareholders, its legal counsel or other professional associates may introduce prospective business opportunities. Entities to be considered may include old or new companies that wish to use the public marketplace to raise capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Management will analyze feasibility of opportunities giving due consideration to its predetermined criteria as outlined in detail in previous reports.

Officers and directors of the Company will meet with management and key personnel of the target entity and will utilize written reports as well as personal investigation to evaluate each on an individual basis. The Company will not acquire or merge with any entity for which audited financial statements cannot be obtained within a reasonable period of time.

BUSINESS COMBINATION. As stated above and in previous reports, the Company may participate in a business combination of virtually any kind, structured in accordance with advice of counsel.

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

WRITTEN AGREEMENT. The written agreements executed in consummation of an acquisition or merger will be prepared by legal counsel and are subject to predetermined pre- and post- closing conditions.

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

                                                ZENITH HOLDING CORP.
                                                    (Registrant)


Date:  August 10, 2001
                                                By: /s/ Vicki J. Lavache
                                                    ----------------------------
                                                    Vicki J. Lavache
                                                     President and Chief
                                                     Executive Officer