Form 10QSB
period 2001-09-30
ZENITH HOLDING CORP
filed 2002-02-25
CIK 1100741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001

                             Commission File Number
                                    000-29271

                              ZENITH HOLDING CORP.
                 (Name of Small Business Issuer in its charter)

                                     FLORIDA
         (State or other jurisdiction of incorporation or organization)

                                   65-0918833
                      (I.R.S. Employer Identification No.)

                             120 N. U.S. Highway One
                                    Suite 100
                                  Tequesta, FL
                    (Address of principal executive offices)

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

            As of October 31, 2001 the issuer had 3,000,000 shares of
                    $.001 par value common stock outstanding.

                                                                        INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet ......................................   2
         September 30, 2001

         Condensed Statement of Operations
         Three months ended September 30, 2001 ........................   3

         Condensed Statement of Cash Flows
         Three months ended September 30, 2001 ........................   4

         Notes to Financial Statements ................................   5

Item 2.  Plan of Operation ............................................   7

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)



                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash .........................................................   $    70
                                                                  =======




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable .............................................   $ 3,117
 Due to affiliate .............................................     3,800
                                                                  -------

         Total Current Liabilities ............................     6,917
                                                                  -------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding ......................................     3,000
 Deficit accumulated during the development
  stage .......................................................    (9,847)
                                                                  -------

         Total Stockholders' Equity (Deficit) .................    (6,847)
                                                                  -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT) ....................................................   $    70
                                                                  =======








                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                        Period From
                                                    Three Months            Nine Months           January 1, 1999
                                                 Ended September 30,     Ended September 30,      Through September 30
                                                 2001       2000          2001        2000                2001
                                                 ----       ----          ----        ----                ----
    REVENUES                                 $  -       $  -               $  -        $  -              $  -

    EXPENSES
     General and administrative                  297        626              2,932       4,644             9,847
                                             -------    -------            -------     -------           -------

    NET (LOSS)                               $  (297)   $  (626)           $(2,932)    $(4,644)          $(9,847)
                                             =======    =======            =======     =======           =======

    (LOSS) PER SHARE                         $  -       $  -               $  -        $  -              $  -
                                             =======    =======            =======     =======           =======


    WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                    3,000,000   3,000,000          3,000,000   3,000,000         3,000,000
                                           =========   =========          =========   =========         =========










                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Period from
                                                               Nine Months             January 1, 1999
                                                           Ended September 30,       Through September 30,
                                                            2001         2000              2001
                                                            ----         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(2,932)     $(4,644)            $(9,847)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Decrease in prepaid expenses                              -            500                                                     -
  Increase (decrease) in accounts
   payable                                                2,032       (1,037)              3,117
                                                        -------      -------             -------
NET CASH USED IN OPERATING ACTIVITIES                      (900)      (5,181)             (6,730)
                                                        -------      -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in amount due to affiliate                        900        2,800               3,800
 Proceeds from issuance of common
  stock                                                    -            -                  3,000
                                                        -------      ----------          -------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                 900        2,800               6,800
                                                        -------       ------             -------

NET INCREASE (DECREASE) IN CASH                            -          (2,381)                 70
CASH - BEGINNING                                             70        2,500                 -
                                                        -------      ----------           -------
CASH - ENDING                                           $    70      $   119             $    70
                                                        =======      =======              =======



                Read accompanying Notes to Financial Statements.

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

                              ZENITH HOLDING CORP.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

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

NOTE 4.  CAPITAL STOCK

                  The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares, each with a par value of $.01 per share. On December 13, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of September 30, 2001, 3,000,000 common shares were issued and outstanding.

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

Written Agreement.

The written agreements executed in consummation of an acquisition or merger will be prepared by legal counsel and are subject to predetermined pre- and post-closing conditions.

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


                                                ZENITH HOLDING CORP.
                                                   (Registrant)


Date:  February 19, 2002                        By: /s/ Vicki J. Lavache
                                                Vicki J. Lavache
                                                President and Chief
                                                Executive Officer