Form 10KSB
period 2001-12-31
ZENITH HOLDING CORP
filed 2002-12-03
CIK 1100741

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-29271

                              ZENITH HOLDING CORP.
                 (Name of small business issuer in its charter)

              Florida                                        65-0918833
(State or jurisdiction of incorporation or (I.R.S. Employer Identification No.) organization,)


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes[x] No [ ].

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

         As of February 28, 2002, there were 3,000,000 shares of common stock outstanding. There were no sales of equity stock to non-affiliates.



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

Item 3.  Legal Proceedings

Zenith is not subject to any pending litigation, legal proceedings or claims.

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

Identifying Target Companies. The Company's officers and directors, shareholders, its legal counsel or other professional associates may introduce prospective business opportunities. Entities to be considered may include old or new companies that wish to use the public marketplace to raise capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Management will analyze feasibility of opportunities considering such matters as:

-technical, financial, managerial resources
-working capital and other financial requirements
-history of operations, if any
-prospects for the future
-nature of present and expected competition
-quality and depth of management
-potential for further research, development or exploration
-risk factors
-growth potential
-profit potential

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

Written Agreement. The written agreements executed in consummation of an acquisition or merger will contain, but not be limited to, the following:

         -representations and warranties by all parties thereto
         -specifications as to default penalties
         -terms of closing
         -conditions to be met prior to closing
         -conditions to be met after closing
         -allocation of costs, including legal and accounting fees

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

Other "Blind Pool" Experience.

Ms. Vicki Lavache, President, Secretary/Treasurer and a director of the Company , is secretary/treasurer and a director of Banner Holding Corp., a "blank check" company ("Banner"), which filed a registration statement in September 1998 with the Securities and Exchange Commission ("SEC"), pursuant to the Securities Act of 1933, as amended (the "Offering"). Ms. Lavache and John O'Keefe, Jr. also serve as directors of reporting companies Liege Holding, Inc. and Haven Holding, Inc.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                                                  Amount and            Percent
                    Name and Address              Nature of                Of
Title of Class    Of Beneficial Owner            Beneficial Owner        Class
                  -------------------           ----------------          -----

Common            Merit First, Inc.               3,000,000               100%
                  120 N. U.S.One, #100
                  Tequesta, FL  33469


         The Company has no warrants, options, rights, conversion privileges, or similar obligations in effect.

Item 12.  Certain Relationships and Related Transactions.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Financial Statements - December 31, 2001
         Table of Contents                                               i
         Report of Independent Public Accountant                        F-1
         Balance Sheet                                                  F-2
         Statement of Operations                                        F-4
         Statement of Changes in Stockholders' Equity                   F-5
         Statement of Cash Flows                                        F-6
         Notes to Financial Statements                                  F-7

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ZENITH HOLDING CORP.

                                                      By:  /s/ Vicki J. Lavache
                                                        Vicki J. Lavache
                                                        President


November 20, 2002

                                TABLE OF CONTENTS





Accountant's Report                                                    Page F-1


FINANCIAL STATEMENTS

Balance Sheet - Assets                                                 Page F-2

Balance Sheet - Liabilities and Stockholders' Equity                   Page F-3

Statement of Income                                                    Page F-4

Statement of Changes in Shareholders` Equity                           Page F-5

Statement of Cash Flows                                                Page F-6

Notes to Financial Statements                                          Page F-7

                                F.X. DUFFY & CO.
CERTIFIED PUBLIC ACCOUNTANT
4265 KELLY DIRVE
PHILADELPHIA, PA 19129-1722
215-438-8400 - FAX: 215-438-9630


INDEPENDENT AUDITOR'S REPORT


Board of Directors
Zenith Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Zenith Holding, Inc. as of December 31, 2001, and the accompanying statements of income and cash flows for the twelve months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenith Holding, Inc. as of December 31, 2001, and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                              F. X. DUFFY & CO.
                                                             -----------------
                                                              F. X. Duffy & Co.
November 12, 2002
                                    Page F-1

                              ZENITH HOLDING, INC.

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001


                                     ASSETS



CURRENT ASSETS:

Cash on Hand                                                     $          70

TOTAL CURRENT ASSETS                                                        70


TOTAL ASSETS                                                     $          70
                                                                         ======









                 The accompanying notes are an integral part of
                           the financial statements.

                                    Page F-2

ZENITH HOLDING, INC.

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001



                                    LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:

Accounts Payable                               1,085
Due to Affiliate                               2,900

TOTAL LIABILITIES                                               $        3,985


STOCKHOLDERS' EQUITY:

Common Stock                                   3,000
Retained Earnings                           (  6,915)

TOTAL STOCKHOLDERS' EQUITY                                              (3,915)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $             70
                                                                        =======















                 The accompanying notes are an integral part of
                           the financial statements.

                                    Page F-3

                              ZENITH HOLDING, INC.

                               STATEMENT OF INCOME

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001






SALES                                                               $         0


TOTAL COST OF GOODS SOLD                                                      0


OPERATING EXPENSES:


TOTAL OPERATING EXPENSES                                                      0


NET LOSS                                                            $         0
                                                                        -------











                 The accompanying notes are an integral part of
                           the financial statements.

                                    Page F-4

                              ZENITH HOLDING, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS-EQUITY

              FOR THE PERIOD JANUARY 1, 2001 THRU DECEMBER 31, 2001


                                 Common Stock                Deficit
                           # Of Shares    Par Value        Accumulated            Total

Common Shares as of
January 1, 2001:           3,000,000      $ 3,000            $    0              $ 3,000

Deficit Accumulated
Retained Earnings
As of
January 1, 2001:                                             (6,915)              (6,915)
                                                              ------              ------

Balance
as of
January 1, 2001:           3,000,000     $ 3,000            $     0               $ 3,000
                           ---------      ------

Net income (loss)
during year:                                                      0                      0
                                                              ------                 -----

Balance
as of
December 31, 2001:        3,000,000     $ 3,000              $(6,915)              $ (3,915)
                          =======        =======               =====                 =====



                 The accompanying notes are an integral part of
                           the financial statements.

                                    Page F-5

                              ZENITH HOLDING, INC.

                             STATEMENT OF CASH FLOWS

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES:


        NET CASH USED BY OPERATING ACTIVITIES                            $   0
                                                                         ------


CASH FLOWS FROM INVESTING ACTIVITIES:

        NET CASH PROVIDED BY INVESTING ACTIVITIES                             0
                                                                         ------

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING                                            0
                                                                         ------


NET DECREASE IN CASH                                                          0


CASH AT THE BEGINNING OF PERIOD                                              70
                                                                         ------


        CASH AT THE END OF PERIOD                                         $  70
                                                                         ======

















                 The accompanying notes are an integral part of
                           the financial statements.

                                    Page F-6

                              ZENITH HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT

                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001


1.  ORGANIZATION AND NATURE OF BUSINESS

Zenith Holding, Inc. was incorporated on January 26,1998, under the laws of the State of Florida. The `Company' is a shell company, the purpose of which is to seek and consummate a merger or acquisition. Since its inception, the Company has been dependant upon capital investment or other financing to fund its activities.

2.  RELATED PARTY TRANSACTIONS

Due to Affiliate

Due to affiliate represents non-interest bearing advances from the stockholder for operating expenses.

3.  CAPITAL STOCK

The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares each with a par value of $ .01 per share. On December 13, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, and to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. As of December 31, 2001, 3,000,000 common shares were issued and outstanding.












                 The accompanying notes are an integral part of
                           the financial statements.

                                    Page F-7