Form 10QSB
period 2002-03-31
ZENITH HOLDING CORP
filed 2002-12-03
CIK 1100741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002
                             Commission File Number
                                    000-29271

                              ZENITH HOLDING CORP.
                 (Name of Small Business Issuer in its charter)

                               FLORIDA 65-0918833
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                             120 N. U.S. Highway One
                                    Suite 100
                               Tequesta, FL 33469
                    (Address of principal executive offices)

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

                         As of April 30, 2002 the issuer
                          had 3,000,000 shares of $.001
                             par value common stock
                                  outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Accountant's Report

         Balance Sheet
         March 31, 2002

         Statement of Income
         Three months ended March 31, 2002

         Statement of Cash Flows
         Three months ended March 31, 2002

         Statement of Shareholders' Equity
         Three months ended March 31, 2002

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

F.X. DUFFY & CO.
CERTIFIED PUBLIC ACCOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400      -  FAX: 215-438-9630


                               ACCOUNTANT'S REPORT



Board of Directors
Zenith Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheets of Zenith Holding, Inc. (a corporation) as of March 31, 2002, and the related statements of income, and retained earnings for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly do not express an opinion or any other assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles.If the omitted disclosures and the statement of cash flows were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those not informed about such matters.



                                                              F. X. DUFFY & CO.
                                                             -----------------
                                                              F. X. Duffy & Co.





November 12, 2002

                               ZENITH HOLDING, INC

                                  BALANCE SHEET

                              AS OF MARCH 31, 2002


                                     ASSETS



CURRENT ASSETS:

Cash on Hand ........................................................   $    70

TOTAL CURRENT ASSETS ................................................        70


TOTAL ASSETS ........................................................   $    70

                                                                        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY



LIABILITIES:

Accounts Payable ...............................     1,085
Due to Affiliate ...............................     2,900
                                                    -------

TOTAL LIABILITIES ...................................................   $ 3,985


STOCKHOLDERS' EQUITY:

Common Stock ..................................     3,000
Retained Earnings .............................   ( 6,915)


TOTAL STOCKHOLDERS' EQUITY .........................................    (3,915)
                                                                        -------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $    70
                                                                        =======








                 The accompanying notes are an integral part of
                           the financial statements.

                              ZENITH HOLDING, INC.

                               STATEMENT OF INCOME

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002






SALES ..................                                   $0


TOTAL COST OF GOODS SOLD                                    0


OPERATING EXPENSES:



TOTAL OPERATING EXPENSES                                    0
                                                           --


NET LOSS ...............                                   $0
                                                           ==








                 The accompanying notes are an integral part of
                           the financial statements.

                              ZENITH HOLDING, INC.

                             STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002




CASH FLOWS FROM OPERATING ACTIVITIES:


        NET CASH USED BY OPERATING ACTIVITIES                         $ 0

                                                                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

        NET CASH PROVIDED BY INVESTING ACTIVITIES                       0

                                                                    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING                                      0

                                                                    -------

NET DECREASE IN CASH                                                    0


CASH AT THE BEGINNING OF PERIOD                                        70

                                                                    -------


        CASH AT THE END OF PERIOD                                    $ 70

                                                                     ======










                 The accompanying notes are an integral part of
                           the financial statements.

                              ZENITH HOLDING, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE PERIOD JANUARY 1, 2002 THRU MARCH 31, 2002



<caption >


                                               Common Stock                  Deficit
                                      # Of Shares        Par Value         Accumulated            Total
                                    ---------------    ------------      ----------------      ------------


Common Shares as of
January 1, 2002:                      3,000,000         $  3,000              $ 0                 $ 3,000

Deficit Accumulated
Retained Earnings
As of January 1, 2002:                                                     (6,915)                 (6,915)
                                                                            -----                   -----

Balance as of January 1, 2002:       3,000,000         $  3,000              $ 0                 $  3,000
                                   -------------       -----------

Net income (loss) during year:                                                 0                        0
                                                                             -----                   -----

Balance as of March 31, 2002:        3,000,000        $  3,000           $ (6,915)               $  (3,915)
                                     ========          ======              =======                 =========




                 The accompanying notes are an integral part of
                           the financial statements.

                              ZENITH HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


     1.  ORGANIZATION AND NATURE OF BUSINESS
         -----------------------------------

         Zenith Holding, Inc. was incorporated on January 26,1998, under the laws of the State of Florida. The `Company' is a shell company, the purpose of which is to seek and consummate a merger or acquisition. Since its inception, the Company has been dependant upon capital investment or other financing to fund its activities.

     2.  RELATED PARTY TRANSACTIONS
         --------------------------

         Due to Affiliate

         Due to affiliate represents non-interest bearing advances from the stockholder for operating expenses.

     3.  CAPITAL STOCK

         The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares each with a par value of $ .01 per share.On December 13, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, and to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. As of March 31, 2002, 3,000,000 common shares were issued and outstanding.











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


                                                ZENITH HOLDING CORP.
                                                   (Registrant)


Date:  November 22, 2002
                                                     By: /s/ Vicki J. Lavache
                                                      Vicki J. Lavache
                                                       President and Chief
                                                       Executive Officer