Form 10QSB
period 2002-06-30
ZENITH HOLDING CORP
filed 2002-12-03
CIK 1100741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002
                             Commission File Number
                                    000-29271

                              ZENITH HOLDING CORP.
                 (Name of Small Business Issuer in its charter)

                               FLORIDA 65-0918833
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                              38 Hartman Hills Road
                              Huntington, NY 11743
                    (Address of principal executive offices)

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

                         As of July 31, 2002 the issuer
                          had 3,000,000 shares of $.001
                             par value common stock
                                  outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Accountant's Report

         Balance Sheet
         June 30, 2002

         Statement of Income
         Six months ended June 30, 2002

         Statement of Cash Flows
         Six months ended June 30, 2002

         Statement of Shareholders' Equity
         Six months ended June 30, 2002

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

F.X. DUFFY & CO.
CERTIFIED PUBLIC ACCOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400      -  FAX: 215-438-9630


                               ACCOUNTANT'S REPORT



Board of Directors
Zenith Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheets of Zenith Holding, Inc. (a corporation) as of June 30, 2002, and the related statements of income, and retained earnings for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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



                                                              F. X. DUFFY & CO.
                                                             -----------------
                                                              F. X. Duffy & Co.





November 12, 2002

                               ZENITH HOLDING, INC

                                  BALANCE SHEET

                              AS OF JUNE 30, 2002


                                     ASSETS



CURRENT ASSETS:

Cash on Hand ........................................................   $    0

TOTAL CURRENT ASSETS ................................................        0


TOTAL ASSETS ........................................................   $    0

                                                                        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY



LIABILITIES:

Accounts Payable ...............................     0
Due to Affiliate ...............................     0
                                                   -----

TOTAL LIABILITIES ...................................................   $ 0


STOCKHOLDERS' EQUITY:

Common Stock ..................................     3,000
Additional Paid in Capital                          3,915
Retained Earnings .............................   ( 6,915)


TOTAL STOCKHOLDERS' EQUITY .........................................      0
                                                                       -----


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $ 0
                                                                      =======








                 The accompanying notes are an integral part of
                           the financial statements.

                              ZENITH HOLDING, INC.

                               STATEMENT OF INCOME

                    FOR THE SIX MONTHS ENDED JUNE 30, 2002






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

                              ZENITH HOLDING, INC.

                             STATEMENT OF CASH FLOWS

                    FOR THE SIX MONTHS ENDED JUNE 30, 2002




CASH FLOWS FROM OPERATING ACTIVITIES:
        Payments of Accounts Payable                                1,085
        Payments on Amounts Due to Affiliate                        2,900

        NET CASH USED BY OPERATING ACTIVITIES                    $ (3,985)

                                                                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additional Paid In Capital                                  3,915

        NET CASH PROVIDED BY INVESTING ACTIVITIES                   3,915

                                                                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING                                      0

                                                                    -------

NET DECREASE IN CASH                                                  (70)


CASH AT THE BEGINNING OF PERIOD                                        70

                                                                    -------


        CASH AT THE END OF PERIOD                                    $  0

                                                                     ======










                 The accompanying notes are an integral part of
                           the financial statements.

                              ZENITH HOLDING, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE PERIOD JANUARY 1, 2002 THRU JUNE 30, 2002



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

                    FOR THE SIX MONTHS ENDED JUNE 30, 2002


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

     3.  CAPITAL STOCK

         The Company had originally authorized 25,000,000 common shares and 5,000,000 preferred shares each with a par value of $ .01 per share.On December 13, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, and to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. As of June 30, 2002, 3,000,000 common shares were issued and outstanding.











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


                                                ZENITH HOLDING CORP.
                                                   (Registrant)


Date:  November 25, 2002
                                                     By: /s/ Richard Melius
                                                       Richard Melius
                                                       President and Chief
                                                       Executive Officer