Form 10QSB
period 2002-09-30
ZENITH HOLDING CORP
filed 2002-12-03
CIK 1100741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 2002
                             Commission File Number
                                    000-29271

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

                         As of October 31, 2002 the issuer
                          had 3,000,000 shares of $.001
                             par value common stock
                                  outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Accountant's Report

         Balance Sheet
         September 30, 2002

         Statement of Income
         Nine months ended September 30, 2002

         Statement of Cash Flows
         Nine months ended September 30, 2002

         Statement of Shareholders' Equity
         Nine months ended September 30, 2002

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

F.X. DUFFY & CO.
CERTIFIED PUBLIC ACCOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400      -  FAX: 215-438-9630


                               ACCOUNTANT'S REPORT



Board of Directors
Zenith Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheets of Zenith Holding, Inc. (a corporation) as of September 30, 2002, and the related statements of income, and retained earnings for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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



                                                              F. X. DUFFY & CO.
                                                             -----------------
                                                              F. X. Duffy & Co.





November 12, 2002

                               ZENITH HOLDING, INC

                                  BALANCE SHEET

                              AS OF SEPTEMBER 30, 2002


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

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002






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

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002




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

               FOR THE PERIOD JANUARY 1, 2002 THRU SEPTEMBER 30, 2002



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

                              ZENITH HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


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